Form 10-Q
period 2000-06-30
FUSION NETWORKS HOLDINGS INC
filed 2000-08-15
CIK 1096349

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________to________.


                           Commission File No. 0-23900


                         FUSION NETWORKS HOLDINGS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                        51-0393382
---------------------------------              ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


                   8115 N.W. 29th Street, Miami, Florida 33122
                  ---------------------------------------------
                    (Address of principal executive offices)


                                 (305) 477-6701
               --------------------------------------------------
              (Registrant's telephone number, including area code)


            ---------------------------------------------------------
              (Former name, former address and formal fiscal year,
                         if changed since last report)


     Check  whether  the issuer (1) filed all  reports  required  to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     As of August 14, 2000, 37,036,226 shares of Common Stock of the issuer were outstanding.

                 FUSION NETWORKS HOLDINGS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                          Page
                                                                          Number
                                                                          ------
PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Balance Sheets - June 30, 2000 and
                  December 31, 1999..........................................3

                  Consolidated Statements of Operations - For the
                  three and six months ended June 30, 2000 and 1999..........4

                  Consolidated Statements of Cash Flows - For the
                  six months ended June 30, 2000 and 1999....................5

                  Notes to Consolidated Financial Statements.................7

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.......................14

         Item 3.  Quantitative and Qualitative Disclosures about
                  Market Risk...............................................19

PART II - OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K..........................20

SIGNATURES..................................................................21

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                 FUSION NETWORKS HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                                       Unaudited
                                                                        June 30,        December 31,
ASSETS
                                                                         2000              1999
                                                                      -----------       ------------

Current Assets:
     Cash                                                          $   3,307,159     $  7,044,458
     Accounts receivable                                               4,034,981                -
     Employee and other loans receivable                                 174,820              535
     Recoverable income taxes                                            650,242                -
     Prepaid expenses and other current assets                         2,320,461           21,858
                                                                     ------------     ------------
         Total Current Assets                                         10,487,663        7,066,851

Investments in and advances to unconsolidated affiliates                 929,266                -
Investment in affiliate, at cost                                      27,353,125       25,500,000
Property, plant and equipment, net                                     3,273,922          642,558
Other assets                                                             979,925                -
                                                                     ------------     ------------
                                                                    $ 43,023,901    $  33,209,409
                                                                     ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Current portion of long-term debt                               $    12,819    $          -
     Accounts payable and accrued expenses                             9,638,208         131,080
     Billings in excess of costs and estimated earnings                1,130,597               -
     Due to officers                                                     100,418               -
                                                                     ------------     ------------
         Total Current Liabilities                                    10,882,042         131,080

Long-Term Debt                                                         4,015,810               -
                                                                     ------------     ------------
         Total Liabilities                                            14,897,852         131,080
                                                                     ------------     ------------

Commitments and Contingencies

Stockholders' Equity:
     Common stock, authorized 60,000,000 shares $.00001
      par value, issued and outstanding 37,036,226 at
      June 30, 2000 and 33,113,333 at December 31, 1999                      370             331
     Additional paid-in capital                                       65,032,705      54,437,419
     Foreign currency translation                                          7,271          14,551
     Retained earnings (deficit)                                     (36,914,297)    (21,373,972)
                                                                     ------------     ------------
                                                                      28,126,049      33,078,329
                                                                     ------------     ------------
                                                                    $ 43,023,901    $ 33,209,409
                                                                     ============     ============

       The accompanying notes are an integral part of these consolidated financial statements.

                 FUSION NETWORKS HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                          For the Three Months Ended June 30,   For the Six Months Ended June 30,
                                          -----------------------------------   ---------------------------------
                                                  2000           1999                   2000          1999
                                                 ------         ------                 ------        ------


Contract income                               $ 1,978,209 $       -                 $ 1,978,209  $       -

Direct job costs                                1,304,730         -                   1,304,730          -
                                               -----------   ---------              ------------   ----------

Gross Profit (Loss)                               673,479         -                     673,479          -
                                               -----------   ---------              ------------   ----------
Costs and Expenses:
     General and administrative expenses        4,133,896         -                   5,130,776          -
     Product development and engineering        1,007,175         -                   2,518,082          -
     Sales and marketing                          602,863         -                     881,530          -
     Write-down of goodwill                     7,354,181         -                   7,354,181          -
     Depreciation and amortization                158,997         -                     214,396          -
                                               -----------   ---------              ------------   ----------
                                               13,257,112         -                  16,098,965          -
                                               -----------   ---------              ------------   ----------
Loss from Operations                          (12,583,633)        -                 (15,425,486)         -
                                               -----------   ---------              ------------   ----------
Other Income (Expense):
     Loss on disposal of property, plant
       and equipment                              (74,382)        -                     (74,382)         -
     Miscellaneous (expense)                      (75,506)        -                     (72,740)         -
     Interest income (expense)                    (13,528)        -                      32,280          -
                                               -----------   ---------              ------------   ----------
                                                 (163,416)        -                    (114,842)         -
                                               -----------   ---------              ------------   ----------
Net Loss on Common Stock                     $(12,747,049) $       -               $(15,540,328)         -
                                               ===========   =========              ============   ==========
Loss per Share:
     Basic Loss per share                    $      (0.34)                         $      (0.44)
                                               ===========                          ============
     Diluted Loss per share                  $      (0.34)                         $      (0.44)
                                               ===========                          ============
     Basic common shares outstanding           37,036,226                            35,074,780
                                               ===========                          ============
     Diluted common shares outstanding         37,036,226                            35,074,780
                                               ===========                          ============




       The accompanying notes are an integral part of these consolidated financial statements.

                 FUSION NETWORKS HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                     For the Six Months Ended June 30,
                                                                           2000           1999
                                                                          ------         ------

Cash Flows from Operating Activities:
     Net loss on Common Stock                                           $(15,540,328) $       -
     Adjustments to reconcile net loss on common stock
     to net cash used in operating activities:
         Depreciation and amortization                                       219,311          -
         Compensation cost of consultant stock options                       450,000          -
         Loss on disposal of assets                                           74,382          -
         Write-down of goodwill                                            7,354,181          -

     Decrease (Increase) In:
         Accounts receivable                                                 331,608          -
         Employee and other loans receivable                                (174,285)         -
         Prepaid expenses and other current assets                               497          -

     Increase (Decrease) In:
         Accounts payable and accrued expenses                               766,482          -
         Billings in excess of costs and estimated earnings                 (197,125)         -
                                                                         ------------     -------
             Net cash used in operating activities                        (6,715,277)         -
                                                                         ------------     -------
Cash Flows from Investing Activities:
     Disposal (purchase) of property, plant and equipment                 (1,110,379)         -
     Net cash acquired in acquisition                                        211,175          -
     Loans and advances from (to) officers                                  (120,264)         -
                                                                         ------------     -------
         Net cash used by in investing activities                         (1,019,468)         -
                                                                         ------------     -------
Cash Flows from Financing Activities:
     Principal payments on long-term debt                                     (1,054)         -
     Proceeds from private placement                                       4,000,000          -
     Proceeds from exercise of stock options and warrants                      5,780          -
                                                                         ------------     -------
         Net cash provided by financing activities                         4,004,726          -
                                                                         ------------     -------
Effect of exchange rate changes on cash                                       (7,280)         -
                                                                         ------------     -------
Net (Decrease) in Cash and Cash Equivalents                               (3,737,299)         -

Cash and Cash Equivalents, beginning of period                             7,044,458          -
                                                                         ------------     -------
Cash and Cash Equivalents, end of period                                  $3,307,159  $       -
                                                                         ============     =======


       The accompanying notes are an integral part of these consolidated financial statements.

                 FUSION NETWORKS HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Continued)



                                                                            For the Six Months Ended June 30,
                                                                               2000                 1999
                                                                              ------               ------

Supplemental Disclosures of Cash Flow Information:

 Cash paid during the year for:
     Interest                                                               $     25,849         $       -
                                                                               ==========          =========
     Income taxes                                                           $          -         $       -
                                                                               ==========          =========
Supplemental Disclosure of Noncash Investing and Financing Activities:

     Acquisition of IDM:
       Fair value of assets acquired other than cash                        $ 12,892,922
       Excess of fair value of assets over purchase price                      7,354,181
       Issuance of common stock for merger costs                                (450,000)
       Liabilities assumed                                                   (10,318,732)
       Common stock issued                                                    (9,689,546)
                                                                               ----------
                                                                            $   (211,175)       $       -
                                                                               ==========          =========
     Issuance of restricted common stock for debt and deposits              $     19,687        $       -
                                                                               ==========          =========



       The accompanying notes are an integral part of these consolidated financial statements.

                 FUSION NETWORKS HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.   THE COMPANY

     Fusion Networks Holdings, Inc. (the "Company") was incorporated under the laws of the State of Delaware in August 1999.

     The Company is a holding company formed to acquire Fusion Networks, Inc. ("Fusion") and IDM Environmental Corp. ("IDM"). In March 2000, the respective shareholders of Fusion and IDM approved the merger of those companies with wholly-owned subsidiaries of the Company and, on April 13, 2000, the mergers were completed. As a result of the mergers, Fusion and IDM became wholly-owned subsidiaries of the Company. Following the mergers, the Company conducts all of its operations through Fusion and IDM and their respective subsidiaries.

     Fusion was incorporated under the laws of the State of Delaware on June 30, 1999. Fusion is a provider of One-to-One Internet marketing software, portal technology, applications and content designed to enable corporate customers to develop effective Spanish, English and Portuguese-related Internet strategies. As a United States-based company with extensive development and pilot-testing operations in Latin America, Fusion Networks provides "next generation" Internet tools and customer-oriented applications including personalized content, community services, e-commerce platforms, Internet portal design, customer relationship management and integrated One-to-One marketing. Designed to establish lasting relationships with Internet users throughout global Spanish, English and Portuguese-speaking markets, these integrated multimedia applications are currently in use and can be found within Fusion's existing portal network of http://www.latinfusion.com, http://www.fusionlatina.com and http://www.fusaolatina.com. Vital Content, a subsidiary of Fusion, provides customized web-enabled and multimedia content to Internet industry clientele.

     IDM was incorporated under the laws of the State of New Jersey in 1978. IDM is a global, diversified services and project development company offering a broad range of design, engineering, construction, project development and management, and environmental services and technologies to government and private industry clients.

2.   INTERIM PRESENTATION

     The interim consolidated financial statements are prepared pursuant to the requirements for reporting on Form 10-Q. These statements include the accounts of Fusion Networks Holdings, Inc. (the "Company") and all of it's wholly-owned and majority-owned subsidiary companies. The December 31, 1999 balance sheet data was derived from audited financial statements of Fusion (the acquiror) but does not include all disclosures required by generally accepted accounting principles. The Merger has been accounted for as a purchase with Fusion being deemed the acquiror for accounting and financial reporting purposes. Historical financial statements of the Company are the financial statements of Fusion with financial statements of IDM being included only from the date of the Merger forward. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's Form 8-K/A dated April 13, 2000. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full year ending December 31, 2000.

3.   EARNINGS (LOSS) PER SHARE

     Earnings (loss) per share are based on the weighted average number of common shares outstanding including common stock equivalents. For the periods reported within these consolidated financial statements, weighted average shares for basic and diluted computations are the same due to losses reported for each of the periods.

                 FUSION NETWORKS HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Continued)

4.   MERGER AGREEMENT

     On July 26, 1999, Fusion and IDM announced that they had entered into a nonbinding letter of intent to form a new holding company with Fusion and IDM to become wholly-owned subsidiaries of the holding company through the merger of those companies with subsidiaries of the holding company (the "Merger"). On August 18, 1999, the Company, Fusion and IDM entered into a definitive merger agreement.

     In March 2000, the Merger was approved by the shareholders of Fusion and IDM and the Merger was completed on April 13, 2000.

     The stockholders of Fusion and IDM each received one share of common stock of the Company for each share of Fusion or IDM common stock held, resulting in the shareholders of Fusion owning approximately 90% of the common stock of the Company and shareholders of IDM owning approximately 10% of the common stock of the Company.

     The Merger has been accounted for as a purchase with Fusion being deemed the acquiror for accounting and financial reporting purposes. Historical financial statements of the Company are the financial statements of Fusion with financial statements of IDM being included only from the date of the Merger forward. In connection with the Merger, the Company recorded goodwill of $7,354,181. The purchase price and goodwill were determined as follows:

                  IDM common shares outstanding                   3,922,893

                  Estimated fair value of shares issued               $2.47  (a)
                                                                 -----------
                  Purchase price before merger costs             $9,689,546

                  Merger costs                                      450,000
                                                                 -----------
                  Purchase price                                 10,139,546

                  IDM net book value                              2,785,365
                                                                 -----------
                  Goodwill                                       $7,354,181
                                                                 ===========

                    (a) The estimated fair value of shares issued was determined using the average closing market price of IDM's common stock for the 3 days prior to and 3 days subsequent to the public announcement of the letter of intent.

5.   SALE OF SUBSIDIARY

     On July 25, 2000, the Company entered into a letter of intent pursuant to which the Company agreed in principal to sell all of its stock of IDM to two principal officers of IDM. The terms of the sale of IDM have not been finalized and closing of the sale is subject to execution of definitive agreements and satisfaction of certain conditions.

     Based on the agreement in principal to sell IDM, the Company, at June 30, 2000, recorded a write-down of the goodwill associated with the acquisition of IDM.

     In connection with the proposed sale transaction, the Company has presented the following condensed pro forma financial statements reflecting the sale of IDM as if the transaction had occurred at June 30, 2000. The pro forma financial position of the Company as of June 30, 2000 is reflected without IDM. The pro forma results of operations for the six months ended June 30, 2000 reflects the loss from continuing operations of Fusion only and a net loss from discontinued operations reflecting the results of IDM as of the date of the Merger through June 30, 2000 and includes the write-down of goodwill of $7,354,181.

                        PRO FORMA CONDENSED BALANCE SHEET

                                  June 30, 2000
                                   (Unaudited)

         ASSETS
         ------
         Current Assets                                         $ 3,650,343

         Investment in affiliate, at cost                        25,500,000

         Property, plant and equipment, net                       1,655,486
                                                                 -----------
                                                                $30,805,829
                                                                 ===========
         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------
         Current Liabilities                                      $ 509,507

         Long-Term Debt                                           4,000,000
                                                                 -----------
                  Total Liabilities                               4,509,507

         Total Stockholders' Equity                              26,296,322
                                                                 -----------
                                                                $30,805,829
                                                                 ===========

                 PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS

                     For the Six Months Ended June 30, 2000
                                   (Unaudited)

         Income                                               $          -

         Costs and Expenses:
                  General and administrative expenses            3,242,087
                  Product development and engineering            2,518,082
                  Sales and marketing                              881,530
                  Depreciation and amortization                    148,295
                                                               ------------
                           Total Costs and Expenses              6,789,994
                                                               ------------
         Loss from Operations                                   (6,789,994)

         Other Income (Expense)                                      9,484
                                                               -------------
         Loss from Continuing Operations                        (6,780,510)

         Loss from Discontinued Operations                      (8,759,818)
                                                               -------------
         Net Loss on Common Stock                             $(15,540,328)
                                                               =============
         Loss per Share:
                  Basic and diluted loss per share:
                           From continuing operations$                (.19)
                           From discontinued operations               (.25)
                                                               -------------
                                                              $       (.44)
                                                               =============
         Basic and diluted common shares outstanding            35,074,780

6.   SEGMENT DATA

     The Company is engaged principally in two lines of businesses as described in Note 1 and is reflected between the two merged companies as follows:

                                                     For the Three Months Ended June 30, 2000
                                                     ----------------------------------------
                                                     Fusion             IDM           Consolidated
                                                     ------           -------         ------------


         Revenues from external customers           $       -       $1,978,209         $1,978,209

         Interest revenue                               36,416               -             36,416

         Interest expense                                    -         (49,944)           (49,944)

         Depreciation and amortization                  92,896          66,101            158,997

         Segment profit (loss)                      (3,987,231)     (1,405,637)        (5,392,868)

         Segment assets                             30,805,829      12,220,962         43,026,791


         Reconciliation of Segment Information to Consolidated Amounts
         -------------------------------------------------------------

                                      For the Three Months Ended June 30, 2000
                                      ----------------------------------------

         Revenues
         Total revenues for reportable segments                      $1,978,209
                                                                      ---------
         Profit or Loss
         Total profit or loss for reportable segments                (5,392,868)
         Write-down of goodwill                                      (7,354,181)
                                                                      ----------
         Total consolidated loss                                   $(12,747,049)
                                                                    ============
         Assets
         Total assets for reportable segments                      $ 43,026,791
         Elimination of intersegment receivables                         (2,890)
                                                                    ------------
                                                                   $ 43,023,901
                                                                    ============


                                                             For the Six Months Ended June 30, 2000
                                                        --------------------------------------------------
                                                        Fusion                 IDM           Consolidated
                                                        -------               ------         -------------

         Revenues from external customers            $       -            $1,978,209       $1,978,209

         Interest revenue                               82,224                     -           82,224

         Interest expense                                    -               (49,944)         (49,944)

         Depreciation and amortization                 148,295                66,101          214,396

         Segment profit (loss)                      (6,780,510)           (1,405,637)      (8,186,147)

         Segment assets                             30,805,829            12,220,962       43,026,791

         Reconciliation of Segment Information to Consolidated Amounts
         --------------------------------------------------------------
                                       For the Six Months Ended June 30, 2000
                                       --------------------------------------
         Revenues
         Total revenues for reportable segments                      $1,978,209
                                                                     -----------
         Profit or Loss
         Total profit or loss for reportable segments                (8,186,147)
         Write-down of goodwill                                      (7,354,181)
                                                                     -----------
         Total consolidated loss                                   $(15,540,328)
                                                                     ===========
         Assets
         Total assets for reportable segments                      $ 43,026,791
         Elimination of intersegment receivables                         (2,890)
                                                                     -----------
                                                                   $ 43,023,901
                                                                     ===========

7.   CONVERTIBLE DEBENTURES AND WARRANTS

     On June 15, 2000, the Company sold $4,000,000 of 6% Secured Convertible Debentures and 1,500,000 Warrants. The Debentures and Warrants were sold to three accredited investors. The Debentures and Warrants were sold for an aggregate offering price of $4,000,000. A finders fee of 5%, or $200,000, was paid in connection with the sale of the Debentures and Warrants. The Debentures and Warrants were sold pursuant to the exemption from registration set out in Rule 506 as promulgated pursuant to Section 4(2) of the Securities Act of 1933. The securities were offered without general solicitation in a privately negotiated transaction with three accredited investors.

     The Debentures bear interest at 6% per annum, are due on June 13, 2001 and are secured by a pledge of 1,500,000 shares of common stock of Marketing Services Group, Inc. The Debentures are convertible into shares of Common Stock of the Registrant at a fixed conversion price of $1.75 per share. The Warrants are exercisable to purchase Common Stock of the Registrant at $1.50 per share.

8.   CONTINGENCIES AND COMMITMENTS

     In May 2000 the Company entered into an employment contract with Mr. Gary Goldfarb to serve as President and Chief Executive Officer of the Company for an undisclosed period of time. The contract provides for a monthly compensation of $18,750 per month. The contract also grants Mr. Goldfarb 1,000,000 five year stock options exercisable at the closing price of the Company's common stock on the effective date. The options will vest 25% on each of the first three anniversaries, the remaining 25% will vest at various times.

Item 2. Management's Discussion and Analysis Of Financial Condition And Results Of Operations.

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21e of Securities Exchange Act of 1954. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth in this report.

On July 26, 1999, Fusion Networks, Inc. ("Fusion") and IDM Environmental Corp. ("IDM") announced that they had entered into a nonbinding letter of intent to form a new holding company with Fusion and IDM to become wholly-owned subsidiaries of the holding company through the merger of those companies with subsidiaries of the holding company (the "Merger"). On August 18, 1999, the Company, Fusion and IDM entered into a definitive merger agreement. In March 2000, the Merger was approved by the shareholders of Fusion and IDM and the Merger was completed on April 13, 2000. The stockholders of Fusion and IDM each received one share of common stock of the Company for each share of Fusion or IDM common stock held, resulting in the shareholders of Fusion owning approximately 90% of the common stock of the Company and shareholders of IDM owning approximately 10% of the common stock of the Company.

The Merger has been accounted for as a purchase with Fusion being deemed the acquiror for accounting and financial reporting purposes. Historical financial statements of the Company are the financial statements of Fusion with financial statements of IDM being included only from the date of the Merger forward. In connection with the Merger, the Company recorded goodwill of $7,354,181.

Fusion, and the Company, had no operations during the three and six month periods ended June 30, 1999. From July 1999 through May 2000, Fusion was involved in the development of its Internet portal network, with sites being launched in Bogota, Miami, Buenos Aires, Mexico City, Sao Paulo and Madrid, and additional sites planned to be launched in ten additional markets in North America, South America and Europe. Fusion's Internet portal network has been developed to deliver improved local Internet content to Spanish and Portugese-speaking markets.

In May 2000, the Company named a new Chief Executive Officer, Gary M. Goldfarb. After Mr. Goldfarb joined the Company, Fusion expanded its business focus to begin offering software and services, including One-to-One Internet marketing software, portal technology, applications and content designed to enable corporate customers to develop effective Spanish, English and Portuguese-related Internet strategies. Fusion's software and service offerings were developed in conjunction with Fusion's extensive development and pilot-testing operations in Latin America, and include "next generation" Internet tools and customer-oriented applications including personalized content, community services, e-commerce platforms, Internet portal design, customer relationship management and integrated One-to-One marketing. Designed to establish lasting relationships with Internet users throughout global Spanish, English and Portuguese-speaking markets, these integrated multimedia applications are currently in use and can be found within Fusion's existing portal network of
http://www.latinfusion.com,            http://www.fusionlatina.com           and
http://www.fusaolatina.com. Vital Content, a subsidiary of Fusion, provides customized web-enabled and multimedia content to Internet industry clientele.

From the date of the Merger, April 13, 2000, forward, the Company's operations, and operating results, include IDM. IDM offers a broad range of design, engineering, construction, project development and management, and environmental services and technologies to government and private industry clients.

After joining the Company, Mr. Goldfarb recommended to the directors that IDM be sold in order to focus the efforts of management on the Internet services of Fusion. The Company evaluated a number of alternatives relative to IDM, including termination of operations, sale to third parties and sale to management of IDM. After evaluating the viability of the potential options relating to IDM and conducting extensive negotiations with management of IDM, on July 25, 2000, the Company entered into a letter of intent pursuant to which the Company agreed in principal to sell all of its stock of IDM to two principal officers of IDM. The terms of the sale of IDM have not been finalized and closing of the sale is subject to execution of definitive agreements and satisfaction of certain conditions.

Based on the agreement in principal to sell IDM, the Company, at June 30, 2000, recorded a write-down of the goodwill associated with the acquisition of IDM. If, and when, the sale of IDM is completed, the Company's operations will consist exclusively of the technology and software development operations conducted by Fusion.

Because the Company and Fusion were not operational until after June 30, 1999, no prior year comparative financial information is discussed herein.

Results of Operations for the Three Months ended June 30, 2000

The following table reflects operating results in the Company's principal business segments:

                                                       For the Three Months Ended June 30, 2000
                                                     -----------------------------------------------
                                                     Fusion               IDM          Consolidated
                                                     -------             ------        -------------

         Operating revenues                       $       -           $1,978,209       $1,978,209
         Cost of revenues                                 -            1,304,730        1,304,730
                                                  ----------           ----------      -----------
         Gross profit                                     -              673,479          673,479
         General and administrative               2,245,207            1,891,579        4,133,896
         Product development and engineering      1,007,175                    -        1,007,175
         Sales and marketing                        602,863                    -          602,863
         Depreciation and amortization               92,896               66,101          158,997
         Write-down of goodwill                           -                    -        7,354,181
                                                  ----------           ----------      -----------
         Loss from operations                    (3,948,141)          (1,284,201)     (12,583,633)
         Other income (loss), net                   (39,090)            (121,436)        (163,416)
                                                  ----------           ----------      -----------
         Net loss                               $(3,987,231)         $(1,405,637)    $(12,747,049)
                                                  ==========           ==========      ===========


Revenues. The Company's consolidated revenues totaled $1,978,209 for the quarter ended June 30, 2000.

Fusion was engaged in product development during the quarter and reported no operating revenues from its Internet operations.

IDM reported total revenues from environmental services of $1,978,209 for the quarter ended June 30, 2000. Substantially all of the IDM's revenues for the quarter were attributable to performance of one contract.

Cost of Revenues. The Company's consolidated cost of revenues totaled $1,304,730 for the quarter ended June 30, 2000.

Fusion reported no cost of revenues during the quarter.

IDM reported total cost of revenues of $1,304,730, or 66% of revenues, during the quarter ended June 30, 2000. Cost of revenues consisted of direct job costs comprised primarily of job salaries and materials and supplies.

General and Administrative Expenses. The Company's consolidated general and administrative expense totaled $4,133,896 for the quarter ended June 30, 2000. General and administrative expense attributable to Fusion totaled $2,245,207.
General and administrative expense attributable to IDM totaled $1,891,579, or 95.6% of IDM's revenues. General and administrative expense for both Fusion and IDM consists primarily of salaries and corporate overhead.

Product Development and Engineering. The Company's consolidated product development and engineering expenses totaled $1,007,175 for the quarter ended June 30, 2000. Product development and engineering expenses consist of engineering salaries and consulting fees of Fusion.

Sales and Marketing. The Company's consolidated sales and marketing expenses totaled $602,863 for the quarter ended June 30, 2000. Sales and marketing expenses consist of salaries, travel expense and outdoor advertising costs of Fusion.

Depreciation and Amortization. Consolidated depreciation and amortization expense totaled $158,997 for the quarter ended June 30, 2000, consisting of $92,896 of depreciation and amortization expense attributable to Fusion and $66,101 of depreciation and amortization expense attributable to IDM.

Write-Down of Goodwill. The Company recorded a charge during the quarter ended June 30, 2000 in connection with the write-down of the goodwill totaling $7,354,181 arising from the Merger. The write-down of goodwill reflects the execution of a letter of intent, after the end of the quarter, pursuant to which the Company agreed in principal to sell the stock of IDM to members of IDM management.

Other Expense, Net. Consolidated other expense, net, totaled $163,416 for the quarter ended June 30, 2000. Other expenses attributable to Fusion consisted of $75,506 attributable to foreign currency translation, which was partially offset by interest income of $36,416. Other expenses of IDM consisted of a loss on the disposal of property, plant and equipment of $74,382 and net interest expense of $49,944, which was partially offset by miscellaneous income of $2,890.

Results of Operations for the Six Months ended June 30, 2000.

The following table reflects operating results in the Company's principal business segments:

                                                        For the Three Months Ended June 30, 2000
                                                      -------------------------------------------------
                                                       Fusion               IDM           Consolidated
                                                      --------             ------        --------------

         Operating revenues                      $       -              $1,978,209       $1,978,209
         Cost of revenues                                -               1,304,730        1,304,730
                                                 ----------            ------------      ------------
         Gross profit                                    -                 673,479          673,479
         General and administrative              3,242,087               1,891,579        5,130,776
         Product development and engineering     2,518,082                       -        2,518,082
         Sales and marketing                       881,530                       -          881,530
         Depreciation and amortization             148,295                  66,101          214,396
         Write-down of goodwill                          -                       -        7,354,181
                                                 ----------            ------------      ------------
         Loss from operations                   (6,789,994)             (1,284,201)     (15,425,486)
         Other income (loss), net                    9,484                (121,436)        (114,842)
                                                 ----------            ------------      ------------
         Net loss                              $(6,780,510)            $(1,405,637)    $(15,540,328)
                                                ===========            ============      ============

Revenues. The Company's consolidated revenues totaled $1,978,209 for the six months ended June 30, 2000.

Fusion was engaged in product development during the period and reported no operating revenues from its Internet operations.

IDM reported total revenues from environmental services of $1,978,209 for the period from closing of the Merger to June 30, 2000. Substantially all of the IDM's revenues for the quarter were attributable to performance of one contract.

Cost of Revenues. The Company's consolidated cost of revenues totaled $1,304,730 for the six months ended June 30, 2000.

Fusion reported no cost of revenues during the period.

IDM reported total cost of revenues of $1,304,730, or 66% of revenues, during the period ended June 30, 2000. Cost of revenues consisted of direct job costs comprised primarily of job salaries and materials and supplies.

General and Administrative Expenses. The Company's consolidated general and administrative expense totaled $5,130,776 for the six months ended June 30, 2000. General and administrative expense attributable to Fusion totaled $3,242,087. General and administrative expense attributable to IDM totaled $1,891,579, or 95.6% of IDM's revenues. General and administrative expense for both Fusion and IDM consists primarily of salaries and corporate overhead.

Product Development and Engineering. The Company's consolidated product development and engineering expenses totaled $2,518,082 for the six months ended June 30, 2000. Product development and engineering expenses consist of engineering salaries and consulting fees of Fusion.

Sales and Marketing. The Company's consolidated sales and marketing expenses totaled $881,530 for the six months ended June 30, 2000. Sales and marketing expenses consist of salaries, travel and outdoor advertising costs of Fusion.

Depreciation and Amortization. Consolidated depreciation and amortization expense totaled $214,396 for the six months ended June 30, 2000, consisting of $148,295 of depreciation and amortization expense attributable to Fusion and $66,101 of depreciation and amortization expense attributable to IDM.

Write-Down of Goodwill. The Company recorded a charge during the six months ended June 30, 2000 in connection with the write-down of the goodwill totaling $7,354,181 arising from the Merger. The write-down of goodwill reflects the execution of a letter of intent, after the end of the quarter, pursuant to which the Company agreed in principal to sell the stock of IDM to members of IDM management.

Other Expense, Net. Consolidated other expense, net, totaled $114,842 for the six months ended June 30, 2000. Other expenses attributable to Fusion consisted of $72,740 attributable to foreign currency translation, which was offset by net interest income of $82,224. Other expenses of IDM consisted of a loss on the disposal of property, plant and equipment of $74,382 and net interest expense of $49,944, which was partially offset by miscellaneous income of $2,890.

Liquidity and Capital Resources

The Company is a holding company whose primary assets are the stock of Fusion and IDM.

At June 30, 2000, the Company had a consolidated working capital deficit of approximately $0.4 million and a cash balance of $3.3 million. Fusion had working capital of $3.1 million and a cash balance of $3.2 million compared to working capital of $6.9 million and a cash balance of $7 million at December 31, 1999. IDM had a working capital deficit of $3.5 million and a cash balance of $0.1 million. The decrease in working capital and cash of Fusion was attributable to losses incurred in connection with the roll-out of Fusion's portal network and development of various technologies which was partially offset by the sale of $4 million of convertible debentures.

On June 15, 2000, the Company sold $4,000,000 of 6% Secured Convertible Debentures and 1,500,000 Warrants. The Debentures and Warrants were sold to three accredited investors. The Debentures and Warrants were sold for an aggregate offering price of $4,000,000. A finders fee of 5%, or $200,000, was paid in connection with the sale of the Debentures and Warrants. The Debentures and Warrants were sold pursuant to the exemption from registration set out in Rule 506 as promulgated pursuant to Section 4(2) of the Securities Act of 1933. The securities were offered without general solicitation in a privately negotiated transaction with three accredited investors.

The Debentures bear interest at 6% per annum, are due on June 13, 2001 and are secured by a pledge of 1,500,000 shares of common stock of Marketing Services Group, Inc. The Debentures are convertible into shares of Common Stock of the Registrant at a fixed conversion price of $1.75 per share. The Warrants are exercisable to purchase Common Stock of the Registrant at $1.50 per share.

Both Fusion and IDM require substantial working capital to support ongoing operations.

Fusion had yet to realize any operating revenues as of June 30, 2000. Monthly expenditures averaged $1.2 million per month during the six months ended June 30, 2000. Projected monthly expenditures for the following twelve months are approximately $10.8 million, or $900,000 per month. The decrease in the projected monthly expenditures is attributable to a decision to defer the opening of additional portal sites in favor of an increased emphasis on Fusion's offering of Internet software packages which are expected to produce more predictable revenue streams more rapidly and at less initial cost. There can be no assurance that actual expenditures will not exceed the projected expenditures over the next twelve months.

With respect to IDM, as is common in the environmental services industry, payment for services rendered are generally received pursuant to specific draw schedules after services are rendered. Thus, pending the receipt of payments for services rendered, IDM must typically fund substantial project costs, including significant labor and bonding costs, from financing sources within and outside of IDM. Certain contracts, in particular those with United States governmental agencies, may provide for payment terms of up to 90 days or more and may require the posting of substantial performance bonds which are generally not released until completion of a project. Operations of IDM have, in recent years, been funded through a combination of operating cash flow and the sale of equity securities and securities convertible into equity securities. At June 30, 2000, IDM had no bank debt and no significant long-term debt and were funding operations entirely through cash on hand and operating cash flow. Following the Merger, IDM's access to additional capital will be substantially limited to one-half of the exercise proceeds, if any, from options and warrants of IDM which were assumed by the Company pursuant to the Merger and such other resources as the Company may elect to make available to IDM. Management of the Company does not presently intend to utilize any of the Company existing or future capital resources to fund operations of IDM.

With the change in the Company's Chief Executive Officer in May 2000, a determination was made that the Company's management and other resources would best be used to focus on the growth of Fusion's business. In connection with that determination, management determined that alternatives relating to the termination or disposal of IDM should be evaluated. After reviewing each of the viable options, management entered into negotiations with management of IDM and, on July 25, 2000, entered into a letter of intent to sell IDM to management of IDM. The terms of the sale of IDM have not been finalized and closing of the sale is subject to execution of definitive agreements and satisfaction of certain conditions. If the sale of IDM is consummated, the Company will no longer reflect the assets or liabilities of IDM and it is anticipated that the Company will receive certain amounts from the sale of the stock and will be relieved of salary guarantees delivered pursuant to the Merger.

In order to fund operations at its current level, Fusion anticipates that it will require as much as $9 million of additional funding over the following 12 months. Other than funds expected to be provided by operations and the potential receipt of funds from the exercise of outstanding warrants and options, the Company presently has no sources of financing or commitments to provide financing.

Certain Factors Affecting Future Operating Results

Beginning with the hiring of a new Chief Executive Officer in May 2000, the Company has substantially altered certain aspects of its operating plan. First, the focus of Fusion has been modified to adopt as its principal objective the marketing, sales and support of turnkey Internet software and service packages. Second, Fusion has begun to re-develop its integrated software as seven separate stand alone components, which are applications suitable for any Internet presence (Website or Portal) as well as working along with most third party applications. These "new" products are scheduled to begin Beta testing and roll out starting on September 15, 2000 with the last of these components scheduled for roll out by March 15, 2001. The Beta testing phase of each of these components is expected to last between 30 to 45 days. Third, a determination was made to abandon the Company's efforts to turn-around and grow the environmental services business of IDM.

Relative to Fusion's Internet software business model, new management determined that, in order to expand and accelerate the revenue and profit potential of the Fusion, Fusion should utilize, package and market the "next generation" Internet capabilities which it had developed in connection with the roll-out of Fusion's portal network to develop and offer turnkey web-site development and maintenance software and services. To that end, in August 2000, Fusion began actively marketing and providing a suite of "next generation" Internet tools, services and customer-oriented applications including integrated One-to-One Internet marketing software, portal technology, applications and personalized content, community services, Internet portal design and e-commerce platforms which will be sold separately as add-on applications, suitable for any website or portal, as well as an entire portal package, all designed to enable corporate customers to develop effective Spanish, English and Portuguese-related Internet strategies.

Fusion continues to operate its portal network of http://www.latinfusion.com, http://www.fusionlatina.com and http://www.fusaolatina.com as a virtual showroom of the capabilities offered by Fusion, as well as a channel for the sale of advertising, e-commerce and related online products and services .

Initial efforts with respect to the marketing of turnkey Internet software and service packages has produced, from July 1, 2000 to August 14, 2000, five agreements to create and maintain co-branded portals for customers. Each of those contracts provides for a revenue share in the range of 50% to 75% of the ongoing portal's revenues. Fusion will serve the future portals it licenses as an ASP (Application Service Provider) hosting, maintaining, updating and invoicing on behalf of its customers for a licensing fee of $ 6,800 per month for the basic package. Additional implementation and customization fees will be charged, as specifications require at the time of deployment.

Relative to IDM, the proposed sale of IDM is expected to produce certain proceeds to the Company as well as a release of the Company's guarantee of salaries in the aggregate amount of $300,000. Additionally, the sale of IDM would eliminate the Company's entire interest in any ongoing losses of IDM, and potential income of IDM.

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934. Actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: uncertainty with respect to the market acceptance of Fusion's offering of turnkey Internet services and software; uncertainty with respect to the timing of collection of turnkey fees; the ability of the Company to finance continuing operating losses; the ability of the Company to complete the sale of IDM and the terms of that sale; increases in competition in the Internet software and services market which may adversely impact revenues and profitability; and other factors generally affecting the timing and receipt of revenues and cost of operations.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         Not Applicable.

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

          Exhibit No.                       Description

           10.1         Employment Agreement dated May 23, 2000 with Gary
                        Goldfarb
           10.2 Consulting Agreement dated July 24, 2000 with Big Dog Ventures, Inc.
           27.1         Financial Data Schedule

     (b)  Reports on Form 8-K

          Form 8-K, dated April 13, 2000, was filed reporting, under Item 1, a change in control of the Company pursuant to the merger of Fusion Networks and IDM with wholly-owned subsidiaries of the Company, under
          Item 2, the acquisition of Fusion Networks and IDM, and, under Item 5, a change in the Company's principal offices.

          Form 8-K, dated June 15, 2000, was filed reporting, under Item 5, the sale of $4,000,000 of convertible debentures and warrants.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FUSION NETWORKS HOLDINGS, INC.


Dated:  August 14, 2000                 By:  /s/ Gary M. Goldfarb
                                           ------------------------------
                                             Gary M. Goldfarb, President


Dated:  August 14, 2000                 By:  /s/ Enrique Bahamon
                                           -------------------------------
                                             Enrique Bahamon, Principal
                                             Financial and Accounting Officer