Form 10-Q
period 2000-09-30
FUSION NETWORKS HOLDINGS INC
filed 2000-11-13
CIK 1096349

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________to________.


                           Commission File No. 0-23900


                         FUSION NETWORKS HOLDINGS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                         51-0393382
--------------------------------               ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


                   8115 N.W. 29th Street, Miami, Florida 33122
                  ---------------------------------------------
                    (Address of principal executive offices)


                                 (305) 477-6701
              -----------------------------------------------------
              (Registrant's telephone number, including area code)


             ------------------------------------------------------
              (Former name, former address and formal fiscal year,
                         if changed since last report)


     Check  whether  the issuer (1) filed all  reports  required  to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
_____

     As of November 6, 2000, 37,036,226 shares of Common Stock of the issuer were outstanding.

                 FUSION NETWORKS HOLDINGS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                          Page
                                                                          Number
                                                                         -------
PART I - FINANCIAL INFORMATION

   Item 1.  Financial Statements

            Consolidated Balance Sheets - September 30, 2000 and
            December 31, 1999..........................................        3

            Consolidated Statements of Operations - For the three
            and nine months ended September 30, 2000 and 1999..........        4

            Consolidated Statements of Cash Flows - For the nine months ended
            September 30, 2000 and 1999................................        5

            Notes to Consolidated Financial Statements.................        7

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations........................       10

   Item 3.  Quantitative and Qualitative Disclosures about Market
            Risk.......................................................       15

PART II - OTHER INFORMATION

   Item 2.  Changes in Securities and Use of Proceeds..................       15
   Item 6.  Exhibits and Reports on Form 8-K...........................       15

SIGNATURES.............................................................       16

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                 FUSION NETWORKS HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                        Unaudited
                                                                       September 30,   December 31,
ASSETS                                                                     2000           1999
                                                                      ---------------  -------------

Current Assets:
     Cash                                                         $      942,695      $  7,044,458
     Accounts receivable                                                  99,109                 -
     Employee and other loans receivable                                  64,847               535
     Note receivable                                                      58,881                 -
     Prepaid expenses and other current assets                           454,508            21,858
                                                                    -------------      ------------
         Total Current Assets                                          1,620,040         7,066,851

Investment in affiliate, at cost                                      25,500,000        25,500,000
Web site costs                                                           352,503                 -
Property, plant and equipment, net                                     1,690,674           642,558
                                                                    -------------      ------------
                                                                    $ 29,163,217      $ 33,209,409
                                                                    =============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable and accrued expenses                         $     646,672      $   131,080
                                                                    -------------      ------------
         Total Current Liabilities                                       646,672          131,080

Long-Term Debt                                                         4,000,000                -
                                                                    -------------      ------------
         Total Liabilities                                             4,646,672          131,080
                                                                    -------------      ------------
Commitments and Contingencies

Stockholders' Equity:
     Common stock, authorized 60,000,000 shares $.00001
      par value, issued and outstanding 37,036,226 at
      September 30, 2000 and 33,113,333 at December 31, 1999                 374             331
     Additional paid-in capital                                       65,063,482      54,437,419
     Foreign currency translation                                         (4,482)         14,551
     Retained earnings (deficit)                                     (40,542,829)    (21,373,972)
                                                                    -------------     -------------
                                                                      24,516,545      33,078,329
                                                                    -------------     -------------
                                                                    $ 29,163,217    $ 33,209,409
                                                                    =============     =============



________________________________________________________________________________
       The accompanying notes are an integral part of these consolidated financial statements.

                 FUSION NETWORKS HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    For the Three Months                 For the Nine Months
                                                     Ended September 30,                  Ended September 30,
                                                   2000             1999              2000                1999
                                                 --------        ---------          --------            ---------

Revenues from licensing agreements        $       106,243       $       -        $   106,243            $       -
                                               -----------      ----------       ------------           ----------
     Total revenues                               106,243               -            106,243                    -
                                               -----------      ----------       ------------           ----------
Costs and Expenses:
     General and administrative expenses        1,493,369          39,111          4,735,456               39,111
     Product development and engineering          517,918         310,931          3,036,000              310,931
     Sales and marketing                          432,502          17,655          1,305,032               17,655
     Merger expenses                                    -          46,000                  -               46,000
     Depreciation and amortization                  4,784               -            153,079                    -
                                               -----------      ----------       ------------           ----------
                                                2,439,573         413,697          9,229,567              413,697
                                               -----------      ----------       ------------           ----------
Loss from Operations                           (2,333,330)       (413,697)        (9,123,324)            (413,697)
                                               -----------      ----------       ------------           ----------
Other Income (Expense):
     Loss on sale of subsidiary                (1,320,847)              -         (1,320,847)                   -
     Miscellaneous other income, net               83,447               -             10,707                    -
     Interest income (expense), net               (57,802)          4,459             24,422                4,459
                                               -----------      ----------       ------------           ----------
                                               (1,295,202)          4,459         (1,285,718)               4,459
                                               -----------      ----------       ------------           ----------
Loss before credit for income taxes            (3,628,532)       (409,238)       (10,409,042)            (409,238)

Provision (credit) for income taxes                     -               -                  -                    -
                                               -----------      ----------       ------------           ----------
Loss from continued operations                 (3,628,532)       (409,238)       (10,409,042)            (409,238)

Loss on discontinued operations                         -               -         (8,759,818)                   -
                                               -----------      ----------       ------------           ----------
Net loss on common stock                      $(3,628,532)     $ (409,238)      $(19,168,860)          $ (409,238)
                                               ===========      ==========       ============           ==========
Loss per share:
     Basic loss per share:
       From continued operations             $      (0.10)     $    (0.01)      $      (0.29)          $   (0.01)
       From discontinued operations                     -               -              (0.25)                  -
                                               -----------      ----------       ------------           ----------
                                             $      (0.10)     $    (0.01)      $      (0.54)          $   (0.01)
                                               ===========      ==========       ============           ==========
     Basic common shares outstanding           37,129,782      27,450,136         35,745,753          27,450,136
                                               ===========      ==========       ============         ============
     Diluted common shares outstanding         37,129,782      27,450,136         35,745,753          27,450,136
                                               ===========      ==========       ============         ============




________________________________________________________________________________
       The accompanying notes are an integral part of these consolidated financial statements.

                 FUSION NETWORKS HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                   For the Nine Months Ended September 30,
                                                                       2000                 1999
                                                                    ------------        -------------

Cash Flows from Operating Activities:
     Net loss on Common Stock                                       $(19,168,860)    $    (409,238)
     Adjustments to reconcile net loss on common stock
     to net cash used in operating activities:
         Depreciation and amortization                                   153,079                 -
         Adjustment for discontinued operations                        8,824,401                 -
         Loss on sale of subsidiary                                    1,320,847                 -

     Decrease (Increase) In:
         Accounts receivable                                             (99,109)                -
         Employee and other loans                                        (64,312)                -
         Prepaid expenses and other current assets                      (432,650)                -

     Increase (Decrease) In:
         Accounts payable and accrued expenses                           515,592           204,609
                                                                     -------------      ------------
             Net cash used in operating activities                    (8,951,012)         (204,629)
                                                                     -------------      ------------
Cash Flows from Investing Activities:
     Disposal (purchase) of property, plant and equipment             (1,201,114)         (308,659)
     Payment for Web site costs                                         (352,503)                -
     Deposits on equipment                                                     -          (134,353)
     Loan receivable from sale of subsidiary                             (58,881)                -
                                                                     -------------      ------------
         Net cash used in investing activities                        (1,612,498)         (443,012)
                                                                     -------------      ------------
Cash Flows from Financing Activities:
     Net proceeds from issuance of common stock and warrants             475,000         3,359,501
     Proceeds from private placement                                   4,000,000                 -
     Proceeds from exercise of stock options and warrants                  5,780                 -
                                                                     -------------      ------------
         Net cash provided by financing activities                     4,480,780         3,359,501
                                                                     -------------      ------------
Effect of exchange rate changes on cash                                  (19,033)                -
                                                                     -------------      ------------
Net (Decrease) in Cash and Cash Equivalents                           (6,101,763)        2,711,860

Cash and Cash Equivalents, beginning of period                         7,044,458                 -
                                                                     -------------      ------------
Cash and Cash Equivalents, end of period                            $    942,695       $ 2,711,860
                                                                     =============      ============



________________________________________________________________________________
       The accompanying notes are an integral part of these consolidated financial statements.

                 FUSION NETWORKS HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.   THE COMPANY

     Fusion Networks Holdings, Inc. (the "Company") is a holding company incorporated under the laws of the State of Delaware in August 1999 with its operations conducted through Fusion Networks, Inc. ("Fusion"). Fusion was incorporated under the laws of the State of Delaware on June 30, 1999. Fusion develops, markets and provides software for One-to-One Internet-based business solutions. Fusion's products encompass a full range of Internet Customer Relationship Management ("ICRM") tools within "next generation" Internet platforms and customer-oriented applications including a dynamic multimedia portal design, e-commerce platforms. integrated One-to-One marketing solutions, personalized content and community services.

2.   MERGER

     On July 26, 1999, Fusion and IDM Environmental Corp. ("IDM") announced that they had entered into a nonbinding letter of intent to form a new holding company with Fusion and IDM to become wholly-owned subsidiaries of the holding company through the merger of those companies with subsidiaries of the holding company (the "Merger"). On August 18, 1999, the Company, Fusion and IDM entered into a definitive merger agreement.

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

3.   SALE OF IDM

     On July 25, 2000, the Company entered into a letter of intent pursuant to which the Company agreed in principal to sell all of its stock of IDM to two principal officers of IDM. The Company completed the sale of IDM on August 18, 2000. Pursuant to the terms of the IDM sale, the Company received a promissory note in the amount of $58,881 and were relieved of guarantees in the amount of $300,000.

     Based on the agreement in principal to sell IDM, the Company recorded a write-down of the goodwill associated with the acquisition of IDM in the amount of $7,354,181 in the second quarter of 2000 and recorded the loss on the sale of $1,320,847 in the third quarter of 2000.

4.   INTERIM PRESENTATION

     The interim consolidated financial statements are prepared pursuant to the requirements for reporting on Form 10-Q. These statements include the accounts of Fusion Networks Holdings, Inc. and all of it's wholly-owned and majority-owned subsidiary companies. The December 31, 1999 balance sheet data was derived from audited financial statements of Fusion (the acquiror) but does not include all disclosures required by generally accepted accounting principles. The Merger has been accounted for as a purchase with Fusion being deemed the acquiror for accounting and financial reporting purposes. Historical financial statements of the Company are the financial statements of Fusion with financial statements of IDM being included as discontinued operations from the date of the Merger through the date of sale. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's Form 8-K/A dated April 13, 2000. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full year ending December 31, 2000.

5.   EARNINGS (LOSS) PER SHARE

     Earnings (loss) per share are based on the weighted average number of common shares outstanding including common stock equivalents. For the periods reported within these consolidated financial statements, weighted average shares for basic and diluted computations are the same due to losses reported for each of the periods.

6.   ADDITIONAL SIGNIFICANT ACCOUNTING POLICIES -- WEBSITE COSTS

     Website costs include only those costs paid to third parties for the purchase of websites or relating to the purchase of websites or the application development phase of website design and implementation. The costs will be amortized over their future expected utility which is estimated to be 3-5 years.

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

     The Debentures bear interest at 6% per annum, are due on June 13, 2001 and are secured by a pledge of the investment in affiliates of Marketing Services Group, Inc. The Debentures are convertible into shares of Common Stock of the Company at a fixed conversion price of $1.75 per share. The Warrants are exercisable to purchase Common Stock of the Company at $1.50 per share.

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

9.   CHANGE IN STRATEGIC FOCUS

     Overview

     In July, 2000, following the appointment of the Company's new President and Chief Executive Officer, the Company altered its business model and strategic focus in response to changing market conditions. Under the revised business model, the Company's focus will be the sale and licensing of its Rapid Deployment Portals called ICRM/V2 as well as its proprietary suite of One-to-One Internet-based software and business solutions which were developed in conjunction with the development of the Company's www.latinfusion.com Web portal. The Company has changed it web address to www.fusionnetworks.net and is using the existing technology originally developed to create its previous portal, plus new developments and advances evident in this portal as a marketing tool to highlight the capabilities offered by the Company's software. Additionally, the Company will continue to offer Internet design, development and support services.

     Products

     The  Company's  products  encompass  a  full  range  of  Internet  Customer
     Relationship Management ("ICRM") tools within "next generation" Internet platforms and customer-oriented applications including a dynamic multimedia portal design, e-commerce platforms, integrated One-to-One marketing solutions, personalized content and community services. The Company is currently deploying its version 2.0 ICRM/V2 Rapid Deployment Portal as well as beginning to deliver the individual modules of its software suite.

     The Company's ICRM/V2 delivers a dynamic multimedia portal design, e-commerce platform, innovative advertising, integrated One-to-One marketing solutions and personalized content. ICRM/V2 functionally integrates six modules including a portal server, user administration and profiling server, advertising server, e-commerce server, content server, and direct e-mail server. The individual modules are:

     * The user administration and profiling server creates user preference profiles based on individuals' navigational habits, e-commerce behavior and personal preferences, allowing companies to obtain customer insight vital to creating and managing online business strategies. This module includes the report generator which is utilized by the other 5 modules.

     * The ad server delivers advertisements to individual users based on navigation and e-commerce habits, enabling a company to manage and maximize the effect of online advertising campaigns.

     *    The  e-commerce  server  allows  e-commerce  merchants to  effectively
          target  product   promotions   based  on  shoppers'   preferences  and
          purchasing behavior.

     * The content server provides companies with the ability to enhance overall customer satisfaction via the delivery of personalized content focused on each customer's usage habits.


     * The direct e-mail server gives marketers the tools to create and manage targeted e-mail campaigns and track the results in real time.

     IRCM/V2 One-to-One applications are designed for use in mission-critical, high-performance environments by companies with demanding architecture, deployment and maintenance requirements. Some of the key capabilities of the applications include:

     Ease of use -- tools designed with graphical user interfaces allowing non-technical business managers to modify business rules and content in real time.

     Scalability -- robust embedded application server functionality allows One-to-One applications to support large numbers of concurrent customers and transactions.

     Secure transaction processing -- secure handling of a wide range of commerce and financial services transactions includes order pricing and discount/incentive handling, tax computation, shipping and handling charges, payment authorization, credit card processing, order tracking, news and stock feeds through a combination of built-in functionality and integration with other products.

     Application Service Provider Model

     The Company plans to offer, and is presently offering, its broad suite of customizable software applications on an application service provider ("ASP") model whereby we offer complete Web solutions, utilizing our ICRM/V2 software, at a low initial cost with a predictable monthly fee.

     Target Markets - Ibero-America and Mid-Tier U.S.

     The Company initially plans to target, and believes that its software solutions and ASP model are ideally suited for, the Ibero-American (Spanish- and Portugese-speaking) and mid-tier U.S. markets, where rapid time to market and competitive, predictable pricing are key determinants of Internet solutions adopted.

     Distribution Channels

     The Company's initial marketing and distribution efforts are expected to be conducted by our direct sales force in the countries where the Company presently has offices. Longer term, the Company plans to focus on the establishment of relationships with Value Added Resellers, consisting of systems integrators and information technology consultants, as its primary means of delivering its software and solutions to customers.

10.  PROPOSED VISUALCOM PURCHASE

     In August 2000, the Company entered into a letter of intent to acquire Visualcom, Inc., a Miami based Internet consulting company specializing in Strategic Consulting, I-Business Solutions, Internet Marketing and Internet Wireless. Under the terms of the letter of intent, the Company agreed to issue 2 million shares of common stock and 2.5 million five year warrants, exercisable at 110% of the average closing price of the Company's common stock over the seven trading days preceding closing, in exchange for all of the issued and outstanding shares of Visualcom. One million of the shares and one million of the warrants issuable under the letter of intent are issuable in escrow subject to release upon satisfaction of certain "earn-out" criteria. The letter of intent also provided that certain shareholders of Visualcom would purchase shares of the Company's common stock with the proceeds of that sale to be used to fund Visualcom operations pending closing.

11.  PRIVATE PLACEMENT AND VISUALCOM CREDIT FACILITY

     In September 2000, certain Visualcom shareholders acquired an aggregate of 359,574 shares of common stock of the Company for $475,000, or $1.321 per share. The Company utilized the proceeds from the sale to establish a credit facility for Visualcom with funds being advanced subject to forgiveness on closing of the acquisition of Visualcom by the Company.

12.  SUBSEQUENT EVENTS

     A.   Visualcom Purchase

          In November 2000, the Company and Visualcom signed a definitive Plan of Share Exchange and the Company completed the acquisition of Visualcom.

     B.   Bridge Loan

          In October and November 2000, the Company secured a short-term bridge loan in the amount of $500,000 from the sale of Convertible Bridge Loan Notes and 125,000 Bridge Loan Warrants. The Bridge Loan Notes are due on or before December 31, 2000 with interest accruing at 12% per annum. The Bridge Loan Notes are convertible into common stock, at the option of the holder, at market value on the date of closing. The Bridge Loan Warrants are exercisable for a term of five years to purchase common stock at $0.845 per share with respect to 100,000 of the warrants and $0.875 per share with respect to 25,000 of the warrants.

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

Merger

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

Sale of IDM

In August 2000, following a determination by management that the operations of IDM were not compatible with the Company's long-term objectives, the Company sold of all of the stock of IDM to the principal officers of IDM. The consideration paid for the stock of IDM consisted of a three year secured interest bearing promissory note in the amount of $58,881 and the release of the Company from guarantees in the aggregate amount of $300,000.

Following the sale of IDM, the Company's operations consist exclusively of the technology and software development operations conducted by Fusion.

Change in Strategic Focus

Overview

In July, 2000, following the appointment of the Company's new President and Chief Executive Officer, the Company altered its business model and strategic focus in response to changing market conditions. Under the revised business model, the Company's focus will be the sale and licensing of its Rapid Deployment Portals called ICRM/V2 as well as its proprietary suite of One-to-One Internet-based software and business solutions which were developed in conjunction with the development of the Company's www.latinfusion.com Web portal. The Company has changed it web address to www.fusionnetworks.net and is using the existing technology originally developed to create its previous portal, plus new developments and advances evident in this portal as a marketing tool to highlight the capabilities offered by the Company's software. Additionally, the Company will continue to offer Internet design, development and support services.

Products

The Company's products encompass a full range of Internet Customer Relationship Management ("ICRM") tools within "next generation" Internet platforms and customer-oriented applications including a dynamic multimedia portal design, e-commerce platforms, integrated One-to-One marketing solutions, personalized content and community services. The Company is currently deploying its version
2.0 ICRM/V2 Rapid Deployment Portal as well as beginning to deliver the individual modules of its software suite.

The Company's ICRM/V2 delivers a dynamic multimedia portal design, e-commerce platform, innovative advertising, integrated One-to-One marketing solutions and personalized content. ICRM/V2 functionally integrates six modules including a portal server, user administration and profiling server, advertising server, e-commerce server, content server, and direct e-mail server. The individual modules are:

* The user administration and profiling server creates user preference profiles based on individuals' navigational habits, e-commerce behavior and personal preferences, allowing companies to obtain customer insight vital to creating and managing online business strategies. This module includes the report generator which is utilized by the other 5 modules.

* The ad server delivers advertisements to individual users based on navigation and e-commerce habits, enabling a company to manage and maximize the effect of online advertising campaigns.

* The e-commerce server allows e-commerce merchants to effectively target product promotions based on shoppers' preferences and purchasing behavior.

* The content server provides companies with the ability to enhance overall customer satisfaction via the delivery of personalized content focused on each customer's usage habits.

* The direct e-mail server gives marketers the tools to create and manage targeted e-mail campaigns and track the results in real time.

The suite interacts within a report generator module that allows for real-time reporting and sophisticated multi- dimensional analysis of customer behavior and e-marketing campaign efficiency.

IRCM/V2 One-to-One applications are designed for use in mission-critical, high-performance environments by companies with demanding architecture, deployment and maintenance requirements. Some of the key capabilities of the applications include:

* Ease of use -- tools designed with graphical user interfaces allowing non-technical business managers to modify business rules and content in real time.

* Scalability -- robust embedded application server functionality allows One-to-One applications to support large numbers of concurrent customers and transactions.

* Secure transaction processing -- secure handling of a wide range of commerce and financial services transactions includes order pricing and discount/incentive handling, tax computation, shipping and handling charges, payment authorization, credit card processing, order tracking, news and stock feeds through a combination of built-in functionality and integration with other products.

Application Service Provider Model

The Company plans to offer, and is presently offering, its broad suite of customizable software applications on an application service provider ("ASP") model whereby we offer complete Web solutions, utilizing our ICRM/V2 software, at a low initial cost with a predictable monthly fee.

Target Markets - Ibero-America and Mid-Tier U.S.

The Company initially plans to target, and believes that its software solutions and ASP model are ideally suited for, the Ibero-American (Spanish- and Portugese-speaking) and mid-tier U.S. markets, where rapid time to market and competitive, predictable pricing are key determinants of Internet solutions adopted.

Distribution Channels

The Company's initial marketing and distribution efforts are expected to be conducted by our direct sales force in the countries where the Company presently has offices. Longer term, the Company plans to focus on the establishment of relationships with Value Added Resellers, consisting of systems integrators and information technology consultants, as its primary means of delivering its software and solutions to customers.

Comparability of Financial Data

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

Based on the agreement to sell IDM, the Company recorded a write-down of the goodwill associated with the acquisition of IDM at June 30, 2000 and a loss on the sale of IDM in the third quarter.

From the date of the Merger, April 13, 2000, until June 30, 2000, the Company's results include IDM as discontinued operations.

Because the Company and Fusion had limited operations during 1999 and because of the shift in the Company's business model during 2000, prior year comparative financial information may be of limited value.

Results of Operations for the Three and Nine Months ended September 30, 2000 and September 30, 1999

Revenues. The Company's consolidated revenues totaled $106,000 for the quarter and nine months ended September 30, 2000 compared to $-0- for the same periods in 1999. Revenues for the 2000 periods were attributable to the commencement of software licensing by the Company during the September 2000 quarter. Prior to the September 2000 quarter, the Company was engaged in product development activities and reported no revenues.

General and Administrative Expenses. The Company's consolidated general and administrative ("G&A") expense totaled $1,493,000 for the quarter ended September 30, 2000 and $4,735,000 for the nine months ended September 30, 2000 compared to G&A expenses of $39,000 for the quarter and nine month periods in 1999. Sequentially, G&A expense was down 34%, from $2,245,000, excluding IDM, for the second quarter of 2000. General and administrative expense consists primarily of salaries and corporate overhead. The increase in G&A on a year-over-year basis was attributable to the start-up nature of the Company's operations during the 1999 quarter. The sequential decline in G&A expense from the second quarter to the third quarter of 2000 was attributable to cost control and efficiency measures implemented by the Company's new management beginning late in the second quarter of 2000.

Product Development and Engineering. The Company's consolidated product development and engineering expenses totaled $518,000 for the quarter ended September 30, 2000 and $3,036,000 for the nine months ended September 30, 2000 compared to $311,000 for the quarter and nine month periods in 1999. Sequentially, product development and engineering expenses were down 48.5%, from $1,007,000 for the second quarter of 2000. Product development and engineering expenses consist of engineering salaries and consulting fees relating to the development of the Company's software and web sites. The increase in product development and engineering expenses on a year-over-year basis was attributable to the start-up nature of the Company's operations during the 1999 quarter. The sequential decline in product development and engineering expense from the second quarter to the third quarter of 2000 was attributable to the substantial completion of development of the Company's suite of software products early in the third quarter of 2000.

Sales and Marketing. The Company's consolidated sales and marketing expenses totaled $433,000 for the quarter ended September 30, 2000 and $1,305,000 for the nine months ended September 30, 2000 compared to $18,000 for the quarter and nine month periods in 1999. Sequentially, sales and marketing expenses were down 28%, from $602,000 for the second quarter of 2000. Sales and marketing expenses consist of salaries, travel expense and outdoor advertising costs. The increase in sales and marketing expenses on a year-over-year basis was attributable to the start-up nature of the Company's operations during the 1999 quarter. The sequential decline in sales and marketing expense from the second quarter to the third quarter of 2000 was attributable to our transition from a portal company to a software company.

Merger Expenses. The Company reported $46,000 in merger expenses in the quarter and nine month periods ended September 30, 1999. The Company reported no similar expenses in the quarter and nine month periods ended September 30, 2000. Merger expenses during 1999 were attributable to the merger transaction with IDM which was consummated in April 2000.

Depreciation and Amortization. Consolidated depreciation and amortization expense totaled $5,000 for the quarter ended September 30, 2000 and $153,000 for the nine months ended September 30, 2000 compared to $-0- for the quarter and nine month periods in 1999. The increase in depreciation and amortization expense on a year-over-year basis was attributable to the start-up nature of the Company's operations during the 1999 quarter.

Loss on Sale of Subsidiary. The Company recorded a loss on the sale of IDM of $1,321,000 during the quarter and nine months ended September 30, 2000.

Miscellaneous other Income, Net. Consolidated other income, net, totaled $83,000 for the quarter ended September 30, 2000 and $11,000 for the nine months ended September 30, 2000 compared to $-0- for the same quarter in 1999. Miscellaneous other income consisted principally of foreign currency translation gains.

Interest Income (Expense), Net. Net interest income (expense) totaled ($58,000) for the quarter ended September 30, 2000 and $24,000 for the nine months ended September 30, 2000 compared to $4,000 for the quarter and nine month periods in 1999. The adverse change in net interest was attributable to the sale during June 2000 of $4.0 million of convertible debentures.

Loss on Discontinued Operations. For the nine month period ended September 30, 2000, the Company reported a loss from discontinued operations of $8,760,000. The loss from discontinued operations reflects the operating loss and write-down of goodwill attributable to the sale of IDM and reflecting the operations of IDM during the period its was owned by the Company.

Liquidity and Capital Resources

At September 30, 2000, the Company had consolidated working capital of approximately $973,000 and a cash balance of $943,000. Fusion had working capital of $3.1 million and a cash balance of $3.2 million compared to working capital of $6.9 million and a cash balance of $7 million at December 31, 1999. The decrease in working capital and cash of Fusion was attributable to losses incurred in connection with the roll-out of Fusion's portal network and development of various technologies which was partially offset by the sale of $4 million of convertible debentures.

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

The Company requires substantial working capital to support ongoing operations.

The Company began realizing operating revenues in the quarter ended September 30, 2000. Monthly expenditures averaged $813,000 per month during the quarter ended September 30, 2000 compared to average monthly expenditures of $1.2 million during the first six months of 2000. Projected monthly expenditures for the following twelve months are approximately $12,000,000, or $1,000,000 per month. The decrease in monthly expenditures during the quarter ended September 30, 2000 and the decrease in the projected monthly expenditures is attributable to cost containment measures implemented by management and a decision to defer the opening of additional portal sites in favor of an increased emphasis on Fusion's offering of Internet software packages which are expected to produce more predictable revenue streams more rapidly and at less initial cost. There can be no assurance that actual expenditures will not exceed the projected expenditures over the next twelve months.

In conjunction with the shift in the Company's business model, the Company sold IDM Environmental Corp. during the quarter ended September 30, 2000. The Company received a promissory note in the amount of $58,881 and was release from a guarantee in the amount of $300,000 in connection with the sale of IDM.

In  August  2000,  the  Company  entered  into a letter  of  intent  to  acquire
Visualcom, Inc., a Miami based Internet consulting company specializing in Strategic Consulting, I-Business Solutions, Internet Marketing and Internet Wireless. Under the terms of the letter of intent, the Company agreed to issue 2 million shares of common stock and 2.5 million five year warrants, exercisable at 110% of the average closing price of the Company's common stock over the seven trading days preceding closing, in exchange for all of the issued and outstanding shares of Visualcom. One million of the shares and one million of the warrants issuable under the letter of intent are issuable in escrow subject to release upon satisfaction of certain "earn-out" criteria. The letter of intent also provided that certain shareholders of Visualcom would purchase shares of the Company's common stock with the proceeds of that sale to be used to fund Visualcom operations pending closing.

In September 2000, certain Visualcom shareholders acquired an aggregate of 359,574 shares of common stock of the Company for $475,000, or $1.321 per share. The Company utilized the proceeds from the sale to establish a credit facility for Visualcom with funds being advanced subject to forgiveness on closing of the acquisition of Visualcom by the Company.

In October and November 2000, the Company secured a short-term bridge loan in the amount of $500,000 from the sale of Convertible Bridge Loan Notes and 125,000 Bridge Loan Warrants. The Bridge Loan Notes are due on or before December 31, 2000 with interest accruing at 12% per annum. The Bridge Loan Notes are convertible into common stock, at the option of the holder, at market value on the date of closing. The Bridge Loan Warrants are exercisable for a term of five years to purchase common stock at $0.845 per share with respect to 100,000 of the warrants and $0.875 per share with respect to 25,000 of the warrants.

In November 2000, the Company completed the acquisition of Visualcom.

In order to fund operations at its current level, the Company anticipates that it will require as much as $12 million of additional funding over the following 12 months. The Company has entered into an investment banking relationship with Credit Lyonnais Securities pursuant to which it is anticipated that Credit Lyonnais will act as advisor and placement agent for the Company in securing additional capital to meet its financing requirements. Other than funds expected to be provided by operations and the potential receipt of funds from the exercise of outstanding warrants and options, the Company presently has no sources of financing or commitments to provide financing. There is no assurance that the Company will be successful in securing the financing necessary to support its operations or projected growth.

Certain Factors Affecting Future Operating Results

Beginning with the hiring of a new Chief Executive Officer in May 2000, the Company has substantially altered certain aspects of its operating plan. First, the focus of Fusion has been modified to adopt as its principal objective the marketing, sales and support of turnkey Internet software and service packages. Second, Fusion re-developed its integrated software as six separate stand alone components, which are applications suitable for any Internet presence (Website or Portal) as well as working along with most third party applications. The "new" products are scheduled to be rolled out by the end of the first quarter 2001. Third, a determination was made to abandon the Company's efforts to turn-around and grow the environmental services business of IDM and IDM was sold.

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

Initial efforts with respect to the marketing of turnkey Internet software and service packages has produced, from July 1, 2000 to September 30, 2000, ten agreements to create and maintain co-branded portals for customers. Each of those contracts provides for a revenue share in the range of 50% to 75% of the ongoing portal's revenues. Fusion will serve the future portals it licenses as an ASP (Application Service Provider) hosting, maintaining, updating and invoicing on behalf of its customers for a licensing fee of $ 6,800 per month for the basic package. Additional implementation and customization fees will be charged, as specifications require at the time of deployment.

In November 2000, the Company acquired Visualcom, Inc., a Miami based Internet consulting company specializing in Strategic Consulting, I-Business Solutions, Internet Marketing and Internet Wireless.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         Not Applicable.

                           PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

     In October and November 2000, the Company secured a short-term bridge loan in the amount of $500,000 from the sale of Convertible Bridge Loan Notes and 125,000 Bridge Loan Warrants. The Bridge Loan Notes are due on or before December 31, 2000 with interest accruing at 12% per annum. The Bridge Loan Notes are convertible into common stock, at the option of the holder, at market value on the date of closing. The Bridge Loan Warrants are exercisable for a term of five years to purchase common stock at $0.845 per share with respect to 100,000 of the warrants and $0.875 per share with respect to 25,000 of the warrants. The Convertible Bridge Loan Notes and Bridge Loan Warrants were sold to a single accredited investor in a privately negotiated transaction without the use of a broker or the payment of placement fees. The sale of those securities was made pursuant to the exemption from registration set out in Section 4(2) of the Securities Act of 1933, as amended.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          Exhibit No.               Description

           10.1         Loan Agreement re: Bridge Loan
           10.2         12% Convertible Bridge Loan Note
           10.3         Bridge Loan Warrant
           27.1         Financial Data Schedule

     (b)  Reports on Form 8-K

          Form 8-K, dated August 18, 2000, was filed reporting, under Item 2, the sale of IDM Environmental Corp.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FUSION NETWORKS HOLDINGS, INC.


Dated: November 13, 2000                  By: /s/ Gary M. Goldfarb
                                             -----------------------------------
                                               Gary M. Goldfarb, President


Dated: November 13, 2000                  By: /s/ Enrique Bahamon
                                              ----------------------------------
                                               Enrique Bahamon, Principal
                                               Financial and Accounting Officer