Form 10-Q/A
period 2000-06-30
FUSION NETWORKS HOLDINGS INC
filed 2001-01-16
CIK 1096349

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A

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

Explanatory Note: This Amendment is filed to restate certain financial statements relating to the Company's investment in Marketing Services Group, Inc. to carry that investment at fair market value, with unrealized gains and losses reported as a separate component of stockholders' equity.

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

                  Consolidated Balance Sheets - June 30, 2000 and
                  December 31, 1999..........................................3

                  Consolidated Statements of Operations - For the
                  three and six months ended June 30, 2000 and 1999..........4

                  Consolidated Statements of Cash Flows - For the
                  six months ended June 30, 2000 and 1999....................5

                  Notes to Consolidated Financial Statements.................7

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.......................15

         Item 3.  Quantitative and Qualitative Disclosures about
                  Market Risk...............................................20

PART II - OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K..........................21

SIGNATURES..................................................................22

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                 FUSION NETWORKS HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                                       Unaudited
                                                                        June 30,        December 31,
ASSETS
                                                                         2000              1999
                                                                      -----------       ------------

Current Assets:
     Cash                                                          $   3,307,159     $  7,044,458
     Accounts receivable                                               4,034,981                -
     Employee and other loans receivable                                 174,820              535
     Recoverable income taxes                                            650,242                -
     Prepaid expenses and other current assets                         2,320,461           21,858
                                                                     ------------     ------------
         Total Current Assets                                         10,487,663        7,066,851

Investments in and advances to unconsolidated affiliates                 929,266                -
Investment in equity securities                                        6,657,000       25,500,000
Investment in affiliate, at cost                                       1,853,125                -
Property, plant and equipment, net                                     3,273,922          642,558
Other assets                                                             979,925                -
                                                                     ------------     ------------
                                                                    $ 24,180,901    $  33,209,409
                                                                     ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Current portion of long-term debt                               $    12,819    $          -
     Accounts payable and accrued expenses                             9,638,208         131,080
     Billings in excess of costs and estimated earnings                1,130,597               -
     Due to officers                                                     100,418               -
                                                                     ------------     ------------
         Total Current Liabilities                                    10,882,042         131,080

Long-Term Debt                                                         4,015,810               -
                                                                     ------------     ------------
         Total Liabilities                                            14,897,852         131,080
                                                                     ------------     ------------

Commitments and Contingencies

Stockholders' Equity:
     Common stock, authorized 60,000,000 shares $.00001
      par value, issued and outstanding 37,036,226 at
      June 30, 2000 and 33,113,333 at December 31, 1999                      370             331
     Additional paid-in capital                                       65,032,705      54,437,419
     Foreign currency translation                                          7,271          14,551
     Retained earnings (deficit)                                     (36,914,297)    (21,373,972)
                                                                     ------------     ------------
     Accumulated other comprehensive income (loss):
          Foreign currency translation                                     7,271          14,551
          Unrealized (loss) on equity securities                     (18,843,000)              -
                                                                     ------------     ------------
                                                                       9,283,049      33,078,329
                                                                     ------------     ------------
                                                                    $ 24,180,901    $ 33,209,409
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

                 FUSION NETWORKS HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Continued)



                                                                            For the Six Months Ended June 30,
                                                                               2000                 1999
                                                                              ------               ------

Supplemental Disclosures of Cash Flow Information:

 Cash paid during the year for:
     Interest                                                               $     25,849         $       -
                                                                               ==========          =========
     Income taxes                                                           $          -         $       -
                                                                               ==========          =========
Supplemental Disclosure of Noncash Investing and Financing Activities:

     Acquisition of IDM:
       Fair value of assets acquired other than cash                        $ 12,892,922
       Excess of fair value of assets over purchase price                      7,354,181
       Issuance of common stock for merger costs                                (450,000)
       Liabilities assumed                                                   (10,318,732)
       Common stock issued                                                    (9,689,546)
                                                                               ----------
                                                                            $   (211,175)       $       -
                                                                               ==========          =========
     Issuance of restricted common stock for debt and deposits              $     19,687        $       -
                                                                               ==========          =========
Unrealized loss on equity securities                                        $ 18,843,000        $       -
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

                 FUSION NETWORKS HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Continued)

4.OTHER COMPREHENSIVE INCOME (LOSS)

Statement of Financial Accounting Standards No.130 "Reporting Comprehensive Income" effective in 1998, requires the disclosure of comprehensive income
(loss) to reflect changes in equity that result from transactions and economic events from nonowner sources. Due to the availability of net operating losses there is no tax effect on any component of other comprehensive income (loss).

    Other comprehensive income(loss):                For the three
                                                     Months ended        Year to date
                                                     June 30, 2000      June 30, 2000
                                                    ---------------    ---------------

         Net Income (loss)                          $ (12,747,049)     $ (15,540,328)
         Other comprehensive income (loss):
           Unrealized gain (loss) on equity
            Securities                                (19,968,000)       (18,843,000)
            Foreign currency translation adjustment        17,165        (     7,280)
                                                     -------------      --------------
         Total other comprehensive income (loss)    $ (32,697,884)     $ (34,390,608)
                                                     -------------      --------------

5.INVESTMENTS IN EQUITY SECURITIES

As of March 31, 2000 all equity securities are deemed by management to be available for sale and are reported at fair value with net unrealized gains or losses reported within shareholders' equity as a separate component of other comprehensive income. Realized gains and losses are recorded in the statement of operations in the period in which they become known. The carrying amount of the company's investments is shown as follows:

                                                         June 30, 2000
                                                                   Market
                                                      Cost          Value
                                                     ------       ---------
         Investment in affiliate                  $ 25,500,000   $6,657,000
         Allowance for unrealized
           Gains (losses)                          (18,843,000)
                                                   ------------   ----------
                                                     6,657,000    6,657,000
                                                   ------------   ----------

During 2000 the investment in MSGI suffered a significant decline in it's fair value. During the fourth quarter of 2000, the Company wrote down the value of their investment and recorded from the original cost a realized loss of $ 12,750,000 and provided an allowance for an additional unrealized loss of $ 10,980,000, which reduces the carrying value of the investment to $ 1,770,000 at December 31, 2000.

6.   MERGER AGREEMENT

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

7.   SUBSEQUENT EVENT

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

                           PRO FORMA CONDENSED BALANCE SHEET

                                  June 30, 2000
                                   (Unaudited)

         ASSETS
         ------
         Current Assets                                         $ 3,650,343

         Investment in equity securities                          6,657,000

         Property, plant and equipment, net                       1,655,486
                                                                 -----------
                                                                $11,962,829
                                                                 ===========
         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------
         Current Liabilities                                      $ 509,507

         Long-Term Debt                                           4,000,000
                                                                 -----------
                  Total Liabilities                               4,509,507

         Total Stockholders' Equity                               7,453,322
                                                                 -----------
                                                                $11,962,829
                                                                 ===========

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

8.   SEGMENT DATA

     The Company is engaged principally in two lines of businesses as described in Note 1 and is reflected between the two merged companies as follows:

                                                     For the Three Months Ended June 30, 2000
                                                     ----------------------------------------
                                                     Fusion             IDM           Consolidated
                                                     ------           -------         ------------


         Revenues from external customers           $       -       $1,978,209         $1,978,209

         Interest revenue                               36,416               -             36,416

         Interest expense                                    -         (49,944)           (49,944)

         Depreciation and amortization                  92,896          66,101            158,997

         Segment profit (loss)                      (3,987,231)     (1,405,637)        (5,392,868)

         Segment assets                             11,962,829      12,220,962         24,183,791


         Reconciliation of Segment Information to Consolidated Amounts
         -------------------------------------------------------------

                                      For the Three Months Ended June 30, 2000
                                      ----------------------------------------

         Revenues
         Total revenues for reportable segments                      $1,978,209
                                                                      ---------
         Profit or Loss
         Total profit or loss for reportable segments                (5,392,868)
         Write-down of goodwill                                      (7,354,181)
                                                                      ----------
         Total consolidated loss                                   $(12,747,049)
                                                                    ============
         Assets
         Total assets for reportable segments                      $ 24,183,791
         Elimination of intersegment receivables                         (2,890)
                                                                    ------------
                                                                   $ 24,180,901
                                                                    ============


                                                             For the Six Months Ended June 30, 2000
                                                        --------------------------------------------------
                                                        Fusion                 IDM           Consolidated
                                                        -------               ------         -------------

         Revenues from external customers            $       -            $1,978,209       $1,978,209

         Interest revenue                               82,224                     -           82,224

         Interest expense                                    -               (49,944)         (49,944)

         Depreciation and amortization                 148,295                66,101          214,396

         Segment profit (loss)                      (6,780,510)           (1,405,637)      (8,186,147)

         Segment assets                             11,962,829            12,220,962       24,183,791

         Reconciliation of Segment Information to Consolidated Amounts
         --------------------------------------------------------------
                                       For the Six Months Ended June 30, 2000
                                       --------------------------------------
         Revenues
         Total revenues for reportable segments                      $1,978,209
                                                                     -----------
         Profit or Loss
         Total profit or loss for reportable segments                (8,186,147)
         Write-down of goodwill                                      (7,354,181)
                                                                     -----------
         Total consolidated loss                                   $(15,540,328)
                                                                     ===========
         Assets
         Total assets for reportable segments                      $ 24,183,791
         Elimination of intersegment receivables                         (2,890)
                                                                     -----------
                                                                   $ 24,183,791
                                                                     ===========

9.   CONVERTIBLE DEBENTURES AND WARRANTS

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

10.   CONTINGENCIES AND COMMITMENTS

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

At June 30, 2000, equity securities held by Fusion total $6,657,000 with approximately $18,843,000 of unrealized loss and a decline in equity securities of the same amount from December 31, 1999. The decline in value was due to a reduction in the market price of the stock of Marketing Service Group, Inc. held by Fusion.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         Not Applicable.

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

          Exhibit No.                       Description

           10.1*        Employment Agreement dated May 23, 2000 with Gary
                        Goldfarb
           10.2* Consulting Agreement dated July 24, 2000 with Big Dog Ventures, Inc.
           27.1         Financial Data Schedule

------------
     *    Previously filed
     (b)  Reports on Form 8-K

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

                                        FUSION NETWORKS HOLDINGS, INC.


Dated:  January 12, 2001                 By:  /s/ Gary M. Goldfarb
                                           ------------------------------
                                             Gary M. Goldfarb, President


Dated:  January 12, 2001                 By:  /s/ Enrique Bahamon
                                           -------------------------------
                                             Enrique Bahamon, Principal