Form 10-Q/A
period 2000-09-30
FUSION NETWORKS HOLDINGS INC
filed 2001-01-16
CIK 1096349

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

Explanatory Note: This amendment is filed to restate certain financial statements relating to the Company's investment in Marketing Services Group, Inc. to carry that investment at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity.

                 FUSION NETWORKS HOLDINGS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                          Page
                                                                          Number
                                                                         -------
PART I - FINANCIAL INFORMATION

   Item 1.  Financial Statements

            Consolidated Balance Sheets - September 30, 2000 and
            December 31, 1999..........................................        3

            Consolidated Statements of Operations - For the three
            and nine months ended September 30, 2000 and 1999..........        4

            Consolidated Statements of Cash Flows - For the nine months ended
            September 30, 2000 and 1999................................        5

            Notes to Consolidated Financial Statements.................        7

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations........................       11

   Item 3.  Quantitative and Qualitative Disclosures about Market
            Risk.......................................................       16

PART II - OTHER INFORMATION

   Item 2.  Changes in Securities and Use of Proceeds..................       16
   Item 6.  Exhibits and Reports on Form 8-K...........................       16

SIGNATURES.............................................................       17

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                 FUSION NETWORKS HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                        Unaudited
                                                                       September 30,   December 31,
ASSETS                                                                     2000           1999
                                                                      ---------------  -------------

Current Assets:
     Cash                                                         $      942,695      $  7,044,458
     Accounts receivable                                                  99,109                 -
     Employee and other loans receivable                                  64,847               535
     Note receivable                                                      58,881                 -
     Prepaid expenses and other current assets                           454,508            21,858
                                                                    -------------      ------------
         Total Current Assets                                          1,620,040         7,066,851

Investment in equity securities                                        4,500,000        25,500,000
Web site costs                                                           352,503                 -
Property, plant and equipment, net                                     1,690,674           642,558
                                                                    -------------      ------------
                                                                    $  8,163,217      $ 33,209,409
                                                                    =============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable and accrued expenses                         $     646,672      $   131,080
                                                                    -------------      ------------
         Total Current Liabilities                                       646,672          131,080

Long-Term Debt                                                         4,000,000                -
                                                                    -------------      ------------
         Total Liabilities                                             4,646,672          131,080
                                                                    -------------      ------------
Commitments and Contingencies

Stockholders' Equity:
     Common stock, authorized 60,000,000 shares $.00001
      par value, issued and outstanding 37,036,226 at
      September 30, 2000 and 33,113,333 at December 31, 1999                 374             331
     Additional paid-in capital                                       65,063,482      54,437,419
     Foreign currency translation                                         (4,482)         14,551
     Retained earnings (deficit)                                     (40,542,829)    (21,373,972)
                                                                    -------------     -------------
     Accumulated other comprehensive income (loss):
          Foreign currency transaction                                    (4,482)         14,551
          Unrealized gain (loss) on equity securities                (21,000,000)              -
                                                                    -------------     -------------
                                                                       3,516,545      33,078,329
                                                                    -------------     -------------
                                                                    $  8,163,217    $ 33,209,409
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

                 FUSION NETWORKS HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                   For the Nine Months Ended September 30,
                                                                       2000                 1999
                                                                    ------------        -------------

Cash Flows from Operating Activities:
     Net loss on Common Stock                                       $(19,168,860)    $    (409,238)
     Adjustments to reconcile net loss on common stock
     to net cash used in operating activities:
         Depreciation and amortization                                   153,079                 -
         Adjustment for discontinued operations                        8,824,401                 -
         Loss on sale of subsidiary                                    1,320,847                 -

     Decrease (Increase) In:
         Accounts receivable                                             (99,109)                -
         Employee and other loans                                        (64,312)                -
         Prepaid expenses and other current assets                      (432,650)                -

     Increase (Decrease) In:
         Accounts payable and accrued expenses                           515,592           204,609
                                                                     -------------      ------------
             Net cash used in operating activities                    (8,951,012)         (204,629)
                                                                     -------------      ------------
Cash Flows from Investing Activities:
     Disposal (purchase) of property, plant and equipment             (1,201,114)         (308,659)
     Payment for Web site costs                                         (352,503)                -
     Deposits on equipment                                                     -          (134,353)
     Loan receivable from sale of subsidiary                             (58,881)                -
                                                                     -------------      ------------
         Net cash used in investing activities                        (1,612,498)         (443,012)
                                                                     -------------      ------------
Cash Flows from Financing Activities:
     Net proceeds from issuance of common stock and warrants             475,000         3,359,501
     Proceeds from private placement                                   4,000,000                 -
     Proceeds from exercise of stock options and warrants                  5,780                 -
                                                                     -------------      ------------
         Net cash provided by financing activities                     4,480,780         3,359,501
                                                                     -------------      ------------
Effect of exchange rate changes on cash                                  (19,033)                -
                                                                     -------------      ------------
Net (Decrease) in Cash and Cash Equivalents                           (6,101,763)        2,711,860

Cash and Cash Equivalents, beginning of period                         7,044,458                 -
                                                                     -------------      ------------
Cash and Cash Equivalents, end of period                            $    942,695       $ 2,711,860
                                                                     =============      ============
Supplemental disclosure of noncash inverting and financial activities:
     Unrealized loss on equity securities                           $ 21,000,000       $
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

5.   OTHER COMPREHENSIVE INCOME (LOSS)

     Statement of Financial Accounting Standards No.130 "Reporting Comprehensive Income" effective in 1998, requires the disclosure of comprehensive income
     (loss) to reflect changes in equity that result from transactions and economic events from nonowner sources. Due to the availability of net operating losses there is no tax effect on any component of other comprehensive income (loss).

     Due to the availability of net operating losses there is no tax effect with any component of other comprehensive income (loss).

                                                     For the three
                                                     Months ended            Year to date
                                                     Septmeber 30, 2000   September 30, 2000
                                                     ------------------   ------------------

         Net Income (loss)                           $ ( 3,628,532)        $ (19,168,860)
         Other comprehensive income (loss):
           Unrealized gain (loss) on equity
            securities                                 ( 2,157,000)          (21,000,000)
     Foreign currency translation adjustments              (11,753)          (    19,033)
                                                      -------------         -------------
         Total other comprehensive (loss)            $ ( 5,797,285)        $ (40,187,893)
                                                      -------------         -------------

6.   INVESTMENTS IN EQUITY SECURITIES

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

                                                     September 30, 2000
                                                                    Market
                                                      Cost          Value
                                                     ------        --------
         Investment in equity securitie          $ 25,500,000    $ 4,500,000
         Allowance for unrealized
           gains (losses)                         (21,000,000)
                                                  ------------    -----------
                                                    4,500,000      4,500,000
                                                  ------------    -----------

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

7.   EARNINGS (LOSS) PER SHARE

     Earnings (loss) per share are based on the weighted average number of common shares outstanding including common stock equivalents. For the periods reported within these consolidated financial statements, weighted average shares for basic and diluted computations are the same due to losses reported for each of the periods.

8.   ADDITIONAL SIGNIFICANT ACCOUNTING POLICIES -- WEBSITE COSTS

     Website costs include only those costs paid to third parties for the purchase of websites or relating to the purchase of websites or the application development phase of website design and implementation. The costs will be amortized over their future expected utility which is estimated to be 3-5 years.

9.   CONVERTIBLE DEBENTURES AND WARRANTS

     On June 15, 2000, the Company sold $4,000,000 of 6% Secured Convertible Debentures and 1,500,000 Warrants. The Debentures and Warrants were sold to three accredited investors. The Debentures and Warrants were sold for an aggregate offering price of $4,000,000. A finders fee of 5%, or $200,000, was paid in connection with the sale of the Debentures and Warrants. The Debentures and Warrants were sold pursuant to the exemption from registration set out in Rule 506 as promulgated pursuant to Section 4(2) of the Securities Act of 1933. The securities were offered without general solicitation in a privately negotiated transaction with three accredited investors. During 2000 the investment suffered a significant decline in it's fair value. During the fourth quarter of 2000 the company wrote down the value of their investment and recorded from the original cost a realized loss of $ 12,750,000 and provided an allowance for an additional unrealized loss of $ 10,980,000, which reduces the carrying value of the investment to $ 1,770,000 at December 31, 2000.

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

11.   CHANGE IN STRATEGIC FOCUS

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

12.  VISUALCOM PURCHASE

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


13.  PRIVATE PLACEMENT AND VISUALCOM CREDIT FACILITY

     In September 2000, certain Visualcom shareholders acquired an aggregate of 359,574 shares of common stock of the Company for $475,000, or $1.321 per share. The Company utilized the proceeds from the sale to establish a credit facility for Visualcom with funds being advanced subject to forgiveness on closing of the acquisition of Visualcom by the Company.

14.  SUBSEQUENT EVENTS

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

At September 30, 2000, equity securities held by the Company totaled $4,500,000 with approximately $21,000,000 of unrealized loss and a decline in equity of the same amount from December 31, 1999. The decline in value was due to a reduction in the market price of stock of Marketing Services Group, Inc. held by the Company.

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

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          Exhibit No.               Description

           10.1*        Loan Agreement re: Bridge Loan
           10.2*        12% Convertible Bridge Loan Note
           10.3*        Bridge Loan Warrant
           27.1         Financial Data Schedule

     *    Previously filed
     (b)  Reports on Form 8-K

          Form 8-K, dated August 18, 2000, was filed reporting, under Item 2, the sale of IDM Environmental Corp.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FUSION NETWORKS HOLDINGS, INC.


Dated: January 12, 2001                  By: /s/ Gary M. Goldfarb
                                             -----------------------------------
                                               Gary M. Goldfarb, President


Dated: January 12, 2001                  By: /s/ Enrique Bahamon
                                              ----------------------------------
                                               Enrique Bahamon, Principal
                                               Financial and Accounting Officer